Form 10-Q
period 2026-09-30
Xterax Corp II
filed 2026-11-12
CIK 2134856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from          to

Commission file number: 001-42982

XTERAX CORPORATION II
(formerly Karman Line Acquisition Corp.)

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

As of November 12, 2026, there were 20,000,000 Class A ordinary shares subject to possible redemption and 650,000 Class A ordinary shares not subject to possible redemption, par value $0.0001, issued and outstanding, and 6,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025.	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2026 (Unaudited) and for the period from August 4, 2025 (inception) through September 30, 2025.	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2026 (Unaudited) and for the period from August 4, 2025 (inception) through September 30, 2025.	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2026 (Unaudited) and for the period from August 4, 2025 (Inception) through September 30, 2025.	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4.	Controls and Procedures.	30

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Mine Safety Disclosures.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	32

Signatures		33

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XTERAX CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$1,703,234	$-
Prepaid expenses – current	74,067	-
Total current assets	1,777,301	-
Non-current assets
Cash and marketable securities held in Trust Account	200,590,805	-
Prepaid expenses – non-current	43,912	-
Deferred offering costs	-	24,623
Total non-current assets	200,634,717	24,623
Total Assets	$202,412,018	$24,623

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$43,338	$16,259
Accrued expenses	103,662	-
Accrued offering costs	520	24,623
Total current liabilities	147,520	40,882
Non-current liabilities
Deferred underwriting commissions	8,000,000	-
Total non-current liabilities	8,000,000	-
Total Liabilities	8,147,520	40,882

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 shares and 0 shares issued and outstanding at redemption value of $10.03 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	200,590,805	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 650,000 and 0 shares issued and outstanding (excluding 20,000,000 shares subject to redemption) as of September 30, 2026 and December 31, 2025, respectively	65	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,666,667 and 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)	667	767
Additional paid-in capital	-	24,233
Share subscription receivable	-	(25,000)
Accumulated deficit	(6,327,039)	(16,259)
Total Shareholders’ Deficit	(6,326,307)	(16,259)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$202,412,018	$24,623

(1)	The underwriters forfeited the over-allotment option on August 18, 2026. As such, 1,000,000 Class B ordinary shares were forfeited, resulting in 6,666,667 Class B ordinary shares issued and outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

XTERAX CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period From August 4, 2025 (Inception) Through September 30, 2025
Operating expenses:
Formation, general and administrative costs	$258,856	$303,719	$6,932
Insurance expense	6,156	6,156	-
Listing fees	11,281	11,281	-
Share-based compensation expense	43,600	43,600	-
Administrative support fee expense	29,032	29,032	-
Loss from operations	(348,925)	(393,788)	(6,932)
Other income:
Interest income from Trust Account	590,805	590,805	-
Financing expense	(44,800)	(44,800)	-
Gain on extinguishment of founder share purchase option liability	22,300	22,300	-
Total other income	568,305	568,305	-
Net income (loss)	$219,380	$174,517	$(6,932)

Basic and diluted weighted average Class A redeemable ordinary shares outstanding	9,347,826	3,150,183	-
Basic and diluted net income per Class A redeemable ordinary share	$0.01	$0.02	$-
Basic and diluted weighted average Class A non-redeemable ordinary shares outstanding	303,804	102,381	-
Basic and diluted net income per Class A non-redeemable ordinary share	$0.01	$0.02	$-
Basic and diluted weighted average Class B non-redeemable ordinary shares outstanding	6,666,667	6,666,667	6,666,667
Basic and diluted net income (loss) per Class B non-redeemable ordinary share	$0.01	$0.02	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

XTERAX CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Share Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of January 1, 2026(1)	-	$-	7,666,667	$767	$24,233	$(25,000)	$(16,259)	$(16,259)
Net loss	-	-	-	-	-	-	(40)	(40)
Balance as of March 31, 2026 (unaudited)	-	-	7,666,667	767	24,233	(25,000)	(16,299)	(16,299)
Payment for Class B ordinary shares by Sponsor	-	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	-	(44,823)	(44,823)
Balance as of June 30, 2026 (unaudited)	-	-	7,666,667	767	24,233	-	(61,122)	(36,122)
Partial exercise of founder shares purchase option	-	-	-	-	22,500	-	-	22,500
Forfeiture of Class B ordinary shares in connection with forfeiture of over-allotment option	-	-	(1,000,000)	(100)	100	-	-	-
Sale of Units in IPO & fair value of Public Warrants	-	-	-	-	2,433,384	-	-	2,433,384
Sale of Private Placement Units	650,000	65	-	-	6,499,935	-	-	6,500,000
Allocated value of transaction costs to Public Warrants	-	-	-	-	(152,998)	-	-	(152,998)
Transfer of Class B ordinary shares for compensation	-	-	-	-	43,600	-	-	43,600
Reversal of excess accrued IPO offering costs	-	-	-	-	90,027	-	-	90,027
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(8,960,781)	-	(6,485,297)	(15,446,078)
Net income	-	-	-	-	-	-	219,380	219,380
Balance as of September 30, 2026 (unaudited)	650,000	$65	6,666,667	$667	$-	$-	$(6,327,039)	$(6,326,307)

FOR THE PERIOD FROM AUGUST 4, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-In	Share Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance as of August 4, 2025 (inception)	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor(1)	7,666,667	767	24,233	(25,000)	-	-
Net loss	-	-	-	-	(6,932)	(6,932)
Balance as of September 30, 2025 (unaudited)	7,666,667	$767	$24,233	$(25,000)	$(6,932)	$(6,932)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (Note 8). The underwriters forfeited the over-allotment option on August 18, 2026. As such, 1,000,000 Class B ordinary shares were forfeited (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

XTERAX CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period From August 4, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$174,517	$(6,932)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from Trust Account	(590,805)	-
Gain on extinguishment of founder share purchase option liability	(22,300)	-
Share-based compensation expense	43,600	-
General and administrative costs paid by Sponsor under promissory note – related party	3,640	-
Changes in operating assets and liabilities:
Prepaid expenses	(117,979)	-
Accounts payable	27,079	5,832
Accrued expenses	103,662	1,100
Founder share purchase option liability	44,800	-
Net cash used in operating activities	(333,786)	-

Cash Flows from Investing Activities:
Investment in Trust Account	(200,000,000)	-
Net cash used in investing activities	(200,000,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of units	200,000,000	-
Proceeds from sale of private placement units	6,500,000	-
Payment of underwriter fees and commissions	(4,125,000)	-
Proceeds from purchase of Class B ordinary shares by Sponsor	25,000	-
Proceeds from promissory note – related party	255,000	-
Payment of promissory note – related party	(267,597)	-
Payment of offering costs	(350,383)	-
Net cash provided by financing activities	202,037,020	-

Net change in cash and cash equivalents	1,703,234	-
Cash and cash equivalents – beginning of period	-	-
Cash and cash equivalents – end of period	$1,703,234	$-

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued offering costs	$520	$6,400
Accrued offering paid by Sponsor through promissory note – related party	$8,957	$-
Deferred underwriting commissions	$8,000,000	$-
Reversal of excess accrued IPO offering	$90,027	$-
Partial exercise of founder share purchase option	$22,500	$-
Share subscription receivable	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

XTERAX CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 1 — Organization and Business Operations

Xterax Corporation II (formerly known as Karman Line Acquisition Corp. and Meteora Venture Partners Acquisition Corporation VI Ltd.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 4, 2025. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an acquisition opportunity in any business or industry. As of the date of this quarterly report, the Company has not entered into a definitive agreement with any business combination target.

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from August 4, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents and dividend income from marketable securities purchased from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On August 19, 2026, the Company consummated the initial public offering (the “Initial Public Offering”) of 20,000,000 units (the “Units”) generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 650,000 units (the “Private Units” and, with respect to the Class A ordinary shares included in the Private Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Unit, in a private placement to the Company’s sponsor, Samara Acquisition Sponsor VI Ltd. (the “Sponsor”), Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), and Clear Street LLC (“Clear Street”), generating gross proceeds of $6,500,000. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, the Company had $1,703,234 and $0 in cash and cash equivalents, respectively, and working capital surplus (deficit) of $1,629,781 and $(40,882), respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of September 30, 2026, the Company believes it has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial information as of December 31, 2025 derived from the audited financial statements presented in the Company’s final prospectus filed August 18, 2026 (Form S-1 No. 333-297706). The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026, the Company had $303,234 in cash, and $1,400,000 of cash equivalents, held in a money market mutual fund. The Company had no cash and cash equivalents as of December 31, 2025.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $200,590,805, were held in United States Treasuries.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. ArgoSat Consulting LLC’s (“ArgoSat”) right to purchase additional founder shares (see Note 6) was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and determined they will be accounted for under equity treatment at their relative fair values. There are 10,000,000 Public Warrants and 325,000 Private Placement Warrants outstanding as of September 30, 2026.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$200,000,000
Less:
Proceeds allocated to Public Warrants	(2,433,384)
Offering costs allocated to Public Shares	(12,421,889)
Plus:
Accretion of Public Shares	15,446,078
Class A ordinary shares subject to possible redemption at September 30, 2026	$200,590,805

Net Income per Ordinary Share

The unaudited condensed statements of operations include a presentation of income per Class A redeemable ordinary shares and income per non-redeemable Class A and Class B ordinary shares following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable ordinary shares and non-redeemable Class A and Class B ordinary shares, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public shareholders. Subsequent to calculating the total income allocable to both sets of shares, the Company split the amount to be allocated using the total number of shares outstanding for each share class at each respective period, before and after redemptions and conversions, for the three and nine months ended September 30, 2026.

The following table reflects the calculation of basic and diluted net income per ordinary shares for the three months ended September 30, 2026 (in dollars, except per share amounts):

	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$125,670	$4,085	$89,625
Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,347,826	303,804	6,666,667
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.01

The following table reflects the calculation of basic and diluted net income per ordinary shares for the nine months ended, September 30, 2026 (in dollars, except per share amounts):

	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$55,424	$1,801	$117,292
Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,150,183	102,381	6,666,667
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.02

For the period from August 4, 2025 (inception) through September 30, 2025, there were no Class A Redeemable shares outstanding or Class A Non-redeemable shares outstanding. As such, net loss per Class B Non-redeemable shares was calculated by dividing net loss of $6,932 into 6,666,667 Class B Non-redeemable shares, or $(0.00) per share.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on August 19, 2026, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. The underwriters had an over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, which would have generated up to an additional $30,000,000 of gross proceeds. On August 18, 2026, the underwriters forfeited the over-allotment option to purchase up to 3,000,000 additional Units (see Note 7).

Public Warrants — As of September 30, 2026 and December 31, 2025, there were 10,000,000 and no Public Warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, the Company agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, Warrant holders may, commencing on the 61st day until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor, CCM and Clear Street purchased an aggregate of 650,000 Private Units or $6,500,000 in the aggregate. Of those 650,000 Private Units, the Sponsor purchased 450,000 Private Units (regardless of whether the underwriter’s over-allotment option is exercised) and CCM and Clear Street purchased an aggregate of 200,000 Private Units. Each Private Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. CCM and Clear Street would have purchased up to 30,000 additional Private Units if the underwriter’s over-allotment option was exercised in part or in full which would have generated additional gross proceeds up to $300,000. The underwriters forfeited the over-allotment option on August 18, 2026 and, as a result, CCM and Clear Street will not purchase up to 30,000 additional Private Units.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, CCM, Clear Street, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by CCM and Clear Street, and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

The CODM assesses performance for the single segment and decides how to allocate resources based on liquidity metrics reported on the condensed balance sheets as total assets. The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,703,234	$-
Cash and marketable securities held in Trust Account	$200,590,805	$-

The CODM assesses performance for the single segment and decides how to allocate resources based on profit and loss metrics reported on the unaudited condensed statements of operations as net income. The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment information provided to the CODM on a regular basis.

When evaluating the Company’s performance and making key decisions regarding resource allocation and ability to effect its initial Business Combination, the CODM reviews several key metrics included in net income, which include the following:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period From August 4, 2025 (Inception) Through September 30, 2025
Loss from operations	$(348,925)	$(393,788)	$(6,932)
Interest income from Trust Account	$590,805	$590,805	$-
Gain on extinguishment of founder share purchase option liability	$22,300	$22,300	$-

Note 6 — Related Party Transactions

Founder Shares

On September 19, 2025 the Company issued 7,666,667 Class B ordinary shares (also referred to as “founder shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. Up to 1,000,000 of the founder shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment option was exercised. On August 18, 2026, the underwriters forfeited the over-allotment option, resulting in the forfeiture of 1,000,000 founder shares by the Sponsor. On July 17, 2026, the Sponsor transferred 500,000 founder shares to ArgoSat (whose managing members, Richard C. Davis and Dr. Graeme Shaw, are the Company’s Chief Executive Officer and Chief Technology Officer, respectively), at a price of $0.003 per share pursuant to the consulting agreement between the Sponsor and ArgoSat. ArgoSat also had the right, but not the obligation, to subscribe for and acquire additional founder shares for an aggregate purchase price of up to $250,000 at a purchase price of $0.50 per share (the “ArgoSat Right”), which amount may be increased by mutual written agreement of the Sponsor and ArgoSat pursuant to the ArgoSat Consulting Agreement. On August 8, 2026, ArgoSat purchased an additional 250,000 founder shares pursuant to the right in the ArgoSat Consulting Agreement. The right to purchase the remaining founder shares pursuant to the ArgoSat Consulting Agreement expired one week prior to the pricing of the Company’s Initial Public Offering. In addition, the Sponsor transferred, immediately prior to effectiveness of the registration statement, 20,000 founder shares (or 60,000 in the aggregate) to the director nominees (Michael Leitner, Keith Masback, and Beth Michelson), at the price of $0.003 per share. The Company accounted for the transfer of founder shares to ArgoSat and the director nominees in accordance with ASC 718, “Stock Compensation”. The transfer of the 500,000 founder shares to ArgoSat includes a performance condition that requires Richard C. Davis and Dr. Graeme Shaw to be officers or directors at the time the Company completes an initial business combination. As a result of such performance condition, the fair value of the 500,000 founder shares will be recognized once the performance condition is deemed probable, which is upon the completion of the Company’s initial Business Combination. The Company recognized the transfer of the 60,000 founder shares to the director nominees as compensation costs at grant date fair value upon the consummation of the Initial Public Offering in the unaudited condensed statements of operations.

The fair value of the 500,000 Class B ordinary shares transferred to ArgoSat was determined to have a grant date of July 17, 2026 and a fair value of $290,000, or $0.58 per share. The fair value of the 60,000 Class B ordinary shares transferred to the directors was determined to have a grant date of August 17, 2026 and a fair value of $43,600, or $0.73 per share. The fair value of the Class B ordinary shares was determined by applying a discount for lack of marketability to the underlying stock price of a Class A ordinary share, adjusted for the estimated probability of a successful initial Business Combination. The following table presents the quantitative information regarding market assumptions used in the valuation of the Class B ordinary shares:

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid out of the offering proceeds that have been allocated to the payment of offering expenses. As of August 19, 2026, the Company had borrowed $267,597, under the Promissory Note. On August 21, 2026 the Company repaid the Sponsor in full. As of September 30, 2026, the Promissory Note was no longer available to be drawn down.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $29,032 for the three and nine months ended September 30, 2026, and has paid $29,032 under the agreement as of September 30, 2026, resulting in no amounts outstanding as of September 30, 2026.

On August 21, 2026, the Company assigned the Administrative Services Agreement with the Sponsor to Samara Capital Advisors, LLC (“SCA”), a Delaware limited liability company wholly and solely owned by Vikas Mittal, the Managing Member of the Company’s Sponsor. Accordingly, SCA is a related party of the Company within the meaning of Item 404 of Regulation S-K. The assignment includes no changes other than as described above.

Consulting Agreement

Upon the closing of the Initial Public Offering, the Company entered into a consulting agreement with ArgoSat Consulting LLC (the “Consulting Agreement”), pursuant to which ArgoSat has agreed to provide consulting, advisory and related services to Company with respect to general special purpose acquisition company structuring and capital markets matters through the earlier of the consummation of the initial business combination or the Company’s liquidation, in exchange for consideration a monthly cash fee of $10,000 to be paid by the Company commencing upon the closing of the Initial Public Offering in the event that the Company completes the Initial Public Offering. For the three and nine months ended September 30, 2026, the Company incurred $14,516 and paid $14,516 under the Consulting Agreement. As of September 30, 2026, no amounts are outstanding under this agreement.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other geopolitical actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) which were issued in a private placement simultaneously with the closing of the Initial Public Offering, (iii) Private Units (and the securities comprising such units and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial Business Combination pursuant to a registration rights agreement signed August 17, 2026.

The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. Notwithstanding anything to the contrary, CCM may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of the Initial Public Offering. In addition, CCM may participate in a piggyback registration only during the seven-year period beginning on the effective date of the registration statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On August 18, 2026, the underwriters forfeited the over-allotment option to purchase up to an additional 3,000,000 Units.

The underwriter was paid a cash underwriting discount of 2.00% of the gross proceeds of the units offered in the Initial Public Offering, or $4,000,000 in the aggregate (or $4,600,000 in the aggregate if the underwriter’s over-allotment option is exercised in full). The underwriter used $2,000,000 (or up to $2,300,000 if the over-allotment option is exercised in full) of such funds to purchase from the Company 200,000 Private Units (or up to 230,000 Private Units if the over-allotment option is exercised in full) at $10.00 per Unit. Additionally, the underwriter is entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,000,000 in the aggregate (or up to $9,200,000 in the aggregate if the underwriter’s over-allotment option is exercised in full). The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, based on the percentage of funds remaining in the Trust Account after redemptions of public shares. For purposes of this calculation, funds remaining in the Trust Account exclude any capital sourced by the Company’s initial shareholders or their affiliates and any amounts remaining in the Trust Account pursuant to forward purchase agreements, non-redemption agreements, backstop agreements, or similar arrangements or incentives provided to shareholders not to redeem.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September, 2026, there were 650,000 shares of Class A ordinary shares issued or outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On September 19, 2025, the Company issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. The founder shares included an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. The underwriters forfeited the over-allotment option on August 18, 2026, resulting in the forfeiture of 1,000,000 Class B ordinary shares. On July 17, 2026, the Sponsor transferred 500,000 founder shares to ArgoSat (whose managing members, Richard C. Davis and Dr. Graeme Shaw, are the Company’s Chief Executive Officer and Chief Technology Officer, respectively), at a price of $0.003 per share pursuant to the ArgoSat Consulting Agreement. ArgoSat had the right, but not the obligation, to subscribe for and acquire additional founder shares for an aggregate purchase price of up to $250,000 at a purchase price of $0.50 per share, which amount may be increased by mutual written agreement of the Sponsor and ArgoSat pursuant to the ArgoSat Consulting Agreement. On August 8, 2026, ArgoSat purchased an additional 250,000 founder shares pursuant to the right in the ArgoSat Consulting Agreement. The right to purchase the remaining founder shares pursuant to the ArgoSat Consulting Agreement expired one week prior to the pricing of the Company’s Initial Public Offering. In addition, the Sponsor transferred, immediately prior to effectiveness of the registration statement, 20,000 founder shares (or 60,000 in the aggregate) to the director nominees (Michael Leitner, Keith Masback, and Beth Michelson), at the price of $0.003 per share. Accordingly, at September 30, 2026, there were 6,666,667 Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of assets or paid in connection with the transfer of liabilities in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s fair value measurements of the Company’s financial assets and liabilities as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$200,590,805	$-

The fair value of the ArgoSat Right of $44,800 (or $0.09 per share) was determined utilizing a Black-Scholes simulation model. The ArgoSat Right was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheets. The ArgoSat Right is measured at fair value at inception and on a recurring basis, with changes in fair value presented in the unaudited condensed statements of operations. The ArgoSat Right expired one week prior to the pricing of the Company’s Initial Public Offering and the remaining liability was relieved through the unaudited condensed statements of operations, resulting in no liability recorded to the condensed balance sheets as of August 19, 2026. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the ArgoSat Right:

July 17, 2026
Fair value of one founder share	$0.58
Exercise price	$0.50
Risk-free rate	3.66%
Estimated volatility	14.50%
Time to expiration (years)	0.06

The fair value of Public Warrants of $2,433,384 (or $0.24 per Public Warrant) was determined using Black-Scholes simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

August 19, 2026
Implied Class A ordinary share price	$9.82
Exercise price	$11.50
Term to expiration (years)	6.75
Risk-free rate	4.46%
Estimated implied volatility	2.30%
Market adjustment	$33.41

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than described below.

On October 19, 2026, the Company held an extraordinary general meeting of its shareholders (the “Extraordinary General Meeting”) approving the name change of the Company from Karman Line Acquisition Corp. to Xterax Corporation II.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us,” or “we” are to Xterax Corporation II, a Cayman Islands exempted company; (ii) “founder shares” are to shares of our Class B ordinary shares initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A ordinary shares issued upon the conversion thereof; and (iii) “Sponsor” are to Samara Acquisition Sponsor VI Ltd., a Cayman Islands exempted company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We may pursue an acquisition opportunity in any business or industry. As of the date of this quarterly report, we have not entered into a definitive agreement with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private units, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering that closed on August 19, 2026. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest and dividend income on cash and cash equivalents held in the Trust Account after the Initial Public Offering. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $219,380 comprised of $590,805 of interest income on the Trust Account, $22,300 gain on extinguishment of founder share purchase option liability, offset by $44,800 of financing expense, $43,600 share-based compensation expense, $258,856 of general and administrative expenses, $6,156 of insurance expense, $11,281 of listing fees, and $29,032 of administrative support fee expense.

For the nine months ended September 30, 2026, we had net income of $174,517 comprised of $590,805 of interest income on the Trust Account, $22,300 gain on extinguishment of founder share purchase option liability, offset by $44,800 of financing expense, $43,600 share-based compensation expense, $303,719 of general and administrative expenses, $6,156 of insurance expense, $11,281 of listing fees, and $29,032 of administrative support fee expense.

For the period from August 4, 2025 (inception) through September 30, 2025, we had net loss of $6,932, comprised of $6,932 of formation, general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2026 and as of December 31, 2025, we had cash and cash equivalents of $1,703,234 and $0, respectively, and cash and marketable securities held in the Trust Account of $200,590,805 and $0, respectively. As of September 30, 2026 and December 31, 2025 we had working capital (deficit) of $1,629,781 and $(40,882), respectively. For the nine months ended September 30, 2026, net cash used in operating activities was $(333,787), net cash used in investing activities was $(200,000,000) and net cash provided by financing activities was $202,037,021.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering (defined below) through $25,000 paid by the Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the founder shares to our Sponsor and up to $300,000 in loans from our Sponsor.

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

We believe that the amount of cash not held in the trust account will be sufficient to allow us to operate for at least the remaining Completion Window, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur the following approximate expenses to be paid from the amounts not held in the trust account:

●	$300,000 of expenses for the legal, accounting and other third-party expenses attendant to the structuring and negotiating of our initial business combination;

●	$150,000 of expenses for SEC filing and other legal and accounting fees related to regulatory reporting obligations;

●	$420,000 (equal to $20,000 per month for up to 21 months) for company administration, office space, utilities, and secretarial and administrative support made available to us;

●	$150,000 for directors and officers insurance;

●	$85,000 for NASDAQ and other regulatory fees;

●	$210,000 for consulting services to ArgoSat Consulting LLC; and

●	$408,324 for working capital to cover miscellaneous expenses and general corporate purposes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of September 30, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Related Party Transactions

Founder Shares

On September 19, 2025 the Company issued 7,666,667 Class B ordinary shares (also referred to as “founder shares”) to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. Up to 1,000,000 of the founder shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment option was exercised. On August 18, 2026, the underwriters forfeited the over-allotment option, resulting in the forfeiture of 1,000,000 founder shares by the Sponsor. On July 17, 2026, the Sponsor transferred 500,000 founder shares to ArgoSat (whose managing members, Richard C. Davis and Dr. Graeme Shaw, are the Company’s Chief Executive Officer and Chief Technology Officer, respectively), at a price of $0.003 per share pursuant to the consulting agreement between the Sponsor and ArgoSat. ArgoSat also had the right, but not the obligation, to subscribe for and acquire additional founder shares for an aggregate purchase price of up to $250,000 at a purchase price of $0.50 per share (the “ArgoSat Right”), which amount may be increased by mutual written agreement of the Sponsor and ArgoSat pursuant to the ArgoSat Consulting Agreement. On August 8, 2026, ArgoSat purchased an additional 250,000 founder shares for $125,000 (or $0.50 per share) pursuant to the right in the ArgoSat Consulting Agreement. The right to purchase the remaining founder shares pursuant to the ArgoSat Consulting Agreement expired one week prior to the pricing of the Company’s Initial Public Offering. In addition, the Sponsor transferred, immediately prior to effectiveness of the registration statement, 20,000 founder shares (or 60,000 in the aggregate) to the director nominees (Michael Leitner, Keith Masback, and Beth Michelson), at the price of $0.003 per share. The Company accounted for the transfer of founder shares to ArgoSat and the director nominees in accordance with ASC 718, “Stock Based Compensation”. The transfer of the 500,000 founder shares to ArgoSat includes a performance condition that requires Richard C. Davis and Dr. Graeme Shaw to be officers or directors at the time the Company completes an initial business combination. As a result of such performance condition, the fair value of the 500,000 founder shares will be recognized once the performance condition is deemed probable, which is upon the completion of the Company’s initial Business Combination. The Company recognized the transfer of the 60,000 founder shares to the director nominees as compensation costs at grant date fair value upon the consummation of the Initial Public Offering in the unaudited condensed statements of operations.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. The Promissory Note was repaid out of the offering proceeds that have been allocated to the payment of offering expenses. As of August 19, 2026, the Company had borrowed $267,597, under the Promissory Note. On August 21, the Company repaid the Sponsor in full (see Note 10). As of September 30, 2026, the Promissory Note was no longer available for drawn down.

Administrative Services Agreement

Commencing on the effective date of the Registration Statement, the Company entered into an agreement with the Sponsor to pay an aggregate of $20,000 per month for company administration, office space, utilities, and secretarial and administrative support (the “Administrative Services Agreement”). Upon completion of the initial Business Combination or the liquidation, the Company will cease paying the $20,000 per month fee. The Company has recorded $29,032 for the three and nine months ended September 30, 2026, and has paid $29,032 under the agreement as of September 30, 2026, resulting in no amounts outstanding as of September 30, 2026.

On August 21, 2026, the Company assigned the Administrative Services Agreement with the Sponsor to SCA, a Delaware limited liability company wholly and solely owned by Vikas Mittal, the Managing Member of the Company’s Sponsor. Accordingly, SCA is a related party of the Company within the meaning of Item 404 of Regulation S-K. The assignment includes no changes other than as described above.

Consulting Agreement

Upon the closing of the Initial Public Offering, the Company entered into a consulting agreement with ArgoSat Consulting LLC (the “Consulting Agreement”), pursuant to which ArgoSat has agreed to provide consulting, advisory and related services to Company with respect to general special purpose acquisition company structuring and capital markets matters through the earlier of the consummation of the initial business combination or the Company’s liquidation, in exchange for consideration a monthly cash fee of $10,000 to be paid by the Company commencing upon the closing of the Initial Public Offering in the event that the Company completes the Initial Public Offering. For the three and nine months ended September 30, 2026, the Company incurred $14,516 and paid $14,516 under the Consulting Agreement. As of September 30, 2026, no amounts are outstanding under this agreement.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2026.

Recent Accounting Standards

Refer to Note 2 – Significant Accounting Policies in the Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2026

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

Xterax Corporation II

November 12, 2026	By:	/s/ Richard Davis
		Name:	Richard Davis
		Title:	Chief Executive Officer

November 12, 2026	By:	/s/ Vikas Mittal
		Name:	Vikas Mittal
		Title:	Chief Financial Officer